Form 10-Q
period 1997-09-30
SUN LIFE OF CANADA U S VARIABLE ACCOUNT F
filed 1997-11-13
CIK 853285

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549




                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                       2-99959
                                                                      33-29851
                                                                      33-31711
                                                                      33-41858
                                                                      33-43008
For Quarter Ended  September 30, 1997         Commission File Number  33-58853
                  -------------------                                333-11699
                                                                     333-13087
                                                                     ---------



                  SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)




           Delaware                                           04-2461439
-------------------------------                        ------------------------
(State or other jurisdiction of                        (IRS Employer I. D. No.)
 incorporation or organization)


One Sun Life Executive Park, Wellesley Hills, MA.                      02181
-------------------------------------------------                    ----------
    (Address of Principal Executive Offices)                         (Zip Code)


Registrant's telephone number, including area code  (617) 237-6030



                                      NONE
                   ------------------------------------------
                     Former name, former address, and former
                   fiscal year, if changed since last report.



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1) Yes  X          No
                    (2) Yes  X          No

              SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)





                                    INDEX



                                                                  PAGE
PART I:  FINANCIAL INFORMATION                                  NUMBER

       Item 1: Financial Statements:*

               Balance Sheets -
                 September 30, 1997 and December 31, 1996             3

               Statements of Operations -
                 Three Months Ended
                 September 30, 1997 and September 30, 1996            4

               Statements of Operations -
                 Nine Months Ended
                 September 30, 1997 and September 30, 1996            5

               Statements of Capital Stock and Surplus -
                 Nine Months Ended
                 September 30, 1997 and September 30, 1996            6

               Statements of Cash Flows -
                 Nine Months Ended
                 September 30, 1997 and September 30, 1996            7

               Notes to Unaudited Financial Statements                8

       Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                            10

PART II: OTHER INFORMATION

       Item 5: Other Information                                     12


*The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date. All other statements are unaudited.

                            Sun Life Assurance Company of Canada (U.S.)
                                    (Wholly-owned subsidiary of
                               Sun Life Assurance Company of Canada)

                     Statutory Statements of Admitted Assets, Liabilities and
                                     Capital Stock and Surplus
               (in 000's)


                                                                                       (Unaudited)    (See note below)
                                                                                       September 30,   December 31,
               Admitted assets                                                             1997            1996
                                                                                       ------------  ------------------

               Bonds                                                                $     2,050,234 $        2,190,103

               Common stocks                                                                151,148            144,043
               Mortgage loans on real estate                                                789,117            938,932
               Properties acquired in satisfaction of debt                                   23,895             23,391
               Investment real estate                                                        75,992             76,995
               Policy loans                                                                  39,505             40,554
               Cash & short-term investments                                                649,015             90,059
               Other invested assets                                                         54,377             51,378
               Life insurance premiums and annuity considerations due & uncollected           9,166             11,282
               Investment income due and accrued                                             55,669             68,191
               Receivable from parent, subsidiaries and affiliates                           34,906             20,829
               Other assets                                                                 987,419            880,141
                                                                                       ------------  ------------------
               General account assets                                                     4,920,443          4,535,898

               Separate account assets
                Unitized                                                                  8,866,932          6,919,219
                Non-unitized                                                              2,413,695          2,108,835
                                                                                       ------------  ------------------

                     Total admitted assets                                          $    16,201,070 $       13,563,952
                                                                                       ------------  ------------------
                                                                                       ------------  ------------------

               Liabilities

               Aggregate reserve for life policies and contracts                    $     2,192,547 $        2,099,980
               Supplementary contracts                                                        2,460              2,205
               Policy and contract claims                                                     3,379              2,108
               Provision for policyholders' dividends and coupons payable                    31,250             27,500
               Liability for premium and other deposit funds                              1,548,669          1,898,309
               Surrender values on cancelled policies                                           110                 72
               Interest maintenance reserve                                                  30,668             28,675
               Commissions to agents due and accrued                                          3,636              3,245
               General expenses due or accrued                                               11,175              4,654
               Transfers from Separate Accounts due or accrued                             (294,281)          (232,743)
               Taxes, licenses and fees due or accrued, excluding FIT                           308                342
               Federal income taxes due or accrued                                           48,589             49,479
               Unearned investment income                                                        21                 19
               Amounts withheld or retained by company as agent or trustee                      100                 27
               Remittances and items not allocated                                              689              1,359
               Borrowed money                                                               600,000                  0
               Asset valuation reserve                                                       63,003             53,911

               Other liabilities                                                             12,573             29,738
                                                                                       ------------  ------------------
               General account liabilities                                                4,254,896          3,968,880

               Separate account liabilities
                Unitized                                                                  8,866,803          6,919,094
                Non-unitized                                                              2,413,695          2,108,835
                                                                                       ------------  ------------------
                   Total liabilities                                                     15,535,394         12,996,809
                                                                                       ------------  ------------------
               Common capital stock                                                           5,900              5,900
               Surplus notes                                                                315,000            315,000
               Gross paid in and contributed surplus                                        199,355            199,355
               Unassigned funds                                                             145,421             46,888
               Surplus                                                                      659,776            561,243
                Total common capital stock and surplus                                      665,676            567,143
                                                                                       ------------  ------------------
                     Total liabilities, capital stock and surplus                   $    16,201,070 $       13,563,952
                                                                                       ------------  ------------------
                                                                                       ------------  ------------------

            Note: The balance sheet at December 31, 1996 has been taken from the audited financial statements at that date.

                      See notes to unaudited statutory financial statements.

                        Sun Life Assurance Company of Canada (U.S.)
                                (Wholly-owned subsidiary of
                           Sun Life Assurance Company of Canada)


                            Statutory Statements of Operations

   (in 000's)


                                                                                               Three Months Ended September 30,
   Income                                                                                           1997              1996
                                                                                          -------------------  ----------------
   Premiums and annuity considerations                                                  $         67,680 $          63,307
   Deposit-type funds                                                                            530,735           400,688
   Considerations for supplementary contracts
      without life contingencies and dividend accumulations                                          390             1,180
   Net investment income                                                                          68,033            70,237
   Amortization of interest maintenance reserve                                                      432               517
   Net gain from operations from Separate Accounts Statement                                           4                 0
   Other income                                                                                   22,668            19,911
                                                                                          ------------------   ----------------

   Total                                                                                         689,942           555,840
                                                                                          ------------------   ----------------

   Benefits and expenses

   Death benefits                                                                                  9,624             4,626
   Annuity benefits                                                                               38,763            38,195
   Surrender benefits and other fund withdrawals                                                 494,811           323,274
   Interest on policy or contract funds                                                               39               198
   Payments on supplementary contracts
      without life contingencies and of dividend accumulations                                       315               546
   Increase aggregate reserves for life and accident and health policies and contracts            26,880            36,087
   Decrease in liability for premium and other deposit funds                                    (123,462)          (77,847)
   Increase in reserve for supplementary contracts
      without life contingencies and for dividend and coupon accumulations                           110               661
                                                                                          ------------------   ----------------

   Total                                                                                         447,080           325,740

   Commissions on premiums and annuity considerations (direct business only)                      33,663            26,528
   Commissions and expense allowances on reinsurance assumed                                       4,502             4,463
   General insurance expenses                                                                     12,512             8,125
   Insurance taxes, licenses and fees, excluding federal income taxes                              1,453             2,079
   Decrease in loading on and cost of collection in excess of loading
      on deferred and uncollected premiums                                                           (56)              (48)
   Net transfers to Separate Accounts                                                            148,926           159,850
                                                                                          ------------------   ----------------

   Total                                                                                         648,080           526,737
                                                                                          ------------------   ----------------

   Net gain from operations before dividends to policyholders and FIT                             41,862            29,103
   Dividends to policyholders                                                                      8,114             6,188
                                                                                          ------------------   ----------------

   Net gain from operations after dividends to policyholders and before FIT                       33,748            22,915
   Federal income tax benefit (excluding tax on capital gains)                                    (6,193)           (4,628)
                                                                                          ------------------   ----------------

   Net gain from operations after dividends to policyholders and FIT
     and before realized capital gains                                                            39,941            27,543
   Net realized capital gains (losses) less capital gains tax and transferred to the IMR           3,164            (4,063)
                                                                                          ------------------   ----------------

   Net income                                                                           $         43,105 $          23,480
                                                                                          ------------------   ----------------

                  See notes to unaudited statutory financial statements.

                  Sun Life Assurance Company of Canada (U.S.)
                         (Wholly-owned subsidiary of
                     Sun Life Assurance Company of Canada)


                      Statutory Statements of Operations


(in 000's)
                                                                                          Nine Months Ended September 30,
Income                                                                                       1997             1996
                                                                                        -------------     -------------
Premiums and annuity considerations.................................................... $     194,085     $     205,837
Deposit-type funds.....................................................................     1,691,235         1,309,408
Considerations for supplementary contracts
   without life contingencies and dividend accumulations...............................           940             2,465
Net investment income..................................................................       209,363           220,344
Amortization of interest maintenance reserve...........................................           813               994
Net gain from operations from Separate Accounts Statement..............................             4                 0
Other income...........................................................................        61,338            51,720
                                                                                        -------------     -------------
Total..................................................................................     2,157,778         1,790,768
                                                                                        -------------     -------------
Benefits and expenses

Death benefits.........................................................................        15,994             9,428
Annuity benefits.......................................................................       109,690           107,718
Surrender benefits and other fund withdrawals..........................................     1,388,459         1,158,162
Interest on policy or contract funds...................................................           194               719
Payments on supplementary contracts
   without life contingencies and of dividend accumulations............................           766             1,689
Increase aggregate reserves for life and accident and health policies and contracts....        92,567           126,179
Decrease in liability for premium and other deposit funds..............................      (349,640)         (293,567)
Increase in reserve for supplementary contracts
   without life contingencies and for dividend and coupon accumulations................           255               851
                                                                                        -------------     -------------
Total..................................................................................     1,258,285         1,111,179

Commissions on premiums and annuity considerations (direct business only)..............       104,650            79,597
Commissions and expense allowances on reinsurance assumed..............................        12,858            13,483
General insurance expenses                                                                     32,028            27,710
Insurance taxes, licenses and fees, excluding federal income taxes.....................         5,297             6,012
Increase (decrease) in loading on and cost of collection in excess of loading
  on deferred and uncollected premiums.................................................          (286)              859
Net transfers to Separate Accounts.....................................................       621,996           470,625
                                                                                        -------------     -------------
Total..................................................................................     2,034,828         1,709,465
                                                                                        -------------     -------------
Net gain from operations before dividends to policyholders and FIT.....................       122,950            81,303
Dividends to policyholders.............................................................        24,227            19,480
                                                                                        -------------     -------------
Net gain from operations after dividends to policyholders and before FIT...............        98,723            61,823
Federal income tax benefit (excluding tax on capital gains)............................          (833)           (9,878)
                                                                                        -------------     -------------
Net gain from operations after dividends to policyholders and FIT
  and before realized capital gains....................................................        99,556            71,701
Net realized capital gains (losses) less capital gains tax and transferred to the IMR..         5,183            (2,974)
                                                                                        -------------     -------------
Net income............................................................................. $     104,739     $      68,727
                                                                                        -------------     -------------

                  See notes to unaudited statutory financial statements.

                      Sun Life Assurance Company of Canada (U.S.)
                             (Wholly-owned subsidiary of
                        Sun Life Assurance Company of Canada)


         Statutory Statements of Changes in Capital Stock and Surplus


(in 000's)
                                                                  Nine Months Ended September 30,
                                                                       1997              1996
                                                                  --------------    -------------

Capital and surplus, Beginning of period.......................   $      567,143    $    792,452

Net income.....................................................          104,739          68,725

Change in net unrealized capital gains.........................            2,329           8,356

Change in non-admitted assets and related items................              557            (877)

Change in asset valuation reserve..............................           (9,092)        (12,202)

Other changes in surplus in Separate Accounts Statement........                0               0

Decrease in surplus notes.....................................                 0        (335,000)

Miscellaneous gains and losses in surplus......................                0               0
                                                                   -------------    ------------
Net change in capital and surplus for the period...............           98,533        (270,998)
                                                                   -------------    ------------
Capital and surplus, End of period.............................    $     665,676    $    521,454
                                                                   -------------    ------------
                                                                   -------------    ------------

         See notes to unaudited statutory financial statements.

                Sun Life Assurance Company of Canada)
                     (Wholly-owned subsidiary of
                Sun Life Assurance Company of Canada)

                  Statutory Statements of Cash Flow





 (in 000's)                                                            Nine Months Ended     September 30,
                                                                              1997                1996
                                                                       -----------------    --------------

 Cash Provided

 Premiums, annuity considerations and deposit funds received         $      1,887,722 $        1,518,219
 Considerations for supplementary contracts and dividend
    accumulations received                                                        940              2,465
 Net investment income received                                               236,074            241,173
 Other income received                                                         61,338             51,718
                                                                       -----------------    --------------

 Total receipts                                                             2,186,074          1,813,575
                                                                       -----------------    --------------

 Benefits paid (other than dividends)                                       1,513,599          1,279,467
 Insurance expenses and taxes paid (other than federal income and
    capital gains taxes)                                                      147,956            136,438
 Net cash transfers to Separate Accounts                                      683,534            533,964
 Dividends paid to policyholders                                               20,477             16,480
 Federal income tax recoveries (excluding tax on capital gains)                  (317)           (16,788)
 Other - net                                                                      194                719
                                                                        -----------------    --------------

 Total payments                                                             2,365,443          1,950,280
                                                                        -----------------    --------------
 Net cash from operations                                                    (179,369)          (136,705)
                                                                        -----------------    --------------

 Proceeds from long-term investments sold, matured or repaid
   (after deducting taxes on capital gains of $374,528 for 1997,
   $3,686,461 for 1996)                                                       820,973          1,434,509

 Other cash provided                                                          607,676              2,140
                                                                        -----------------    --------------

 Total cash provided from investments                                       1,428,649          1,436,649
                                                                        -----------------    --------------

 Total cash provided                                                        1,249,280          1,299,944
                                                                        -----------------    --------------

 Cash Applied

 Cost of long-term investments acquired                                       554,900          1,030,792
 Other cash applied                                                           135,424            466,598
                                                                        -----------------    --------------

 Total cash applied                                                           690,324          1,497,390
                                                                        -----------------    --------------

 Net change in cash and short-term investments                                558,956           (197,446)

 Cash and short-term investments:

 Beginning of year                                                             90,059            317,325
                                                                        -----------------    --------------

 End of year                                                         $        649,015 $          119,879
                                                                        -----------------    --------------
                                                                        -----------------    --------------


        See notes to unaudited statutory financial statements.

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

Notes to Unaudited Financial Statements

(1) General

In management's opinion all adjustments, which include only normal recurring adjustments, necessary for a fair presentation of the financial statements have been made.

(2) Management and Service Contracts

Expenses under the agreement with the parent which enables the parent to provide certain services amounted to approximately $3,927,000 and $10,685,000 for the three and nine month periods in 1997 and $3,294,000 and $13,562,000 for the same periods in 1996.

(3) Investments in Subsidiaries

The following is combined unaudited summarized financial information of the subsidiaries as of September 30, 1997 and 1996 and for the nine months then ended:



                                            1997           1996
                                            ----           ----
                                                 (000's)
                                                 -------

Intangible assets                           $    9,980     $  10,668

Other assets, net of liabilities               144,906       140,119
                                               -------       -------

Total net assets                            $  154,886     $ 150,787
                                            ----------     ---------
                                            ----------     ---------

Total income                                $  665,904     $ 513,021

Total expenses                                (585,857)     (439,852)

Income tax expense                             (36,944)      (32,437)
                                               --------      --------

Net income                                  $   43,103     $  40,732
                                            ----------     ---------
                                            ----------     ---------


The following is combined unaudited summarized financial information of the subsidiaries for the three months ended September 30, 1997 and 1996 for the three months ended:

                                            1997      1996
                                            ----      ----

Total income                           $237,369       $183,931

Total expenses                         (205,368)      (154,191)

Income tax expense                     (15,303)       (12,983)
                                       --------       --------

Net income                             $ 16,698       $ 16,757
                                       --------       --------
                                       --------       --------

                 SUN LIFE ASSURANCE COMPANY OF CANADA (U.S.)

In determining the equity in income of subsidiaries for the periods, the Registrant has excluded expenses of approximately $11,819,000 and $28,443,000 for the three month and nine month periods in 1997 and $10,355,000 and $25,365,000 for the same periods in 1996, representing payables to the Registrant in lieu of federal income taxes.

(4) Investment Income

Net investment income consisted of:

                                                  Nine Months Ended
                                                    September 30,
                                                  ------------------
                                                   1997          1996
                                                   ----          ----
                                                         (000's)
                                                         -------

Interest income from bonds                        $141,310       $135,661

Interest income from investment income
    in common stocks & affiliates                   33,681         27,298

Interest income from mortgage loans                 59,716         71,410

Real estate investment income                       10,290         7,958

Interest income from policy loans                    2,230          2,043

Other                                                 (353)         1,124
                                                      -----         ------

Gross investment income                             246,874        245,494

Interest on surplus notes and borrowed money         29,375         17,636

Investment expenses                                   8,136          7,514
                                                   --------       --------

                                                   $209,363       $220,344
                                                   --------       --------
                                                   --------       --------


                                                  Three Months Ended
                                                     September 30,
                                                   -----------------
                                               1996                   1995
                                               ----                   ----
                                                        (000's)
                                                        -------


Interest income from bonds                    $50,284             $42,418

Interest from investment income in
    common stock and affiliates                11,040              8,910

Interest income from mortgage loans            18,500              23,271

Real estate investment income                   4,020               2,966

Interest income from policy loans                 734                 711

Other                                            (263)               (71)
                                                 -----               -----

Gross investment income                         84,315              78,205

Interest on surplus notes and
    borrowed money                              13,727              5,432

Investment expenses                              2,555               2,536
                                                ------               ------

                                                $68,033             $70,237
                                                -------             -------
                                                -------             -------


(5) Other

As a result of the external financing arrangement described in Part II, Item 5, other information, the Registrant received $600 million of cash in exchange for a $600 million short-term note payable to Holdco. The cash is currently invested in short-term securities.

                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Nine Months Ended September 30, 1997 and 1996

Net Income

Net income from operations increased by $36 million for the nine months ended September 30, 1997 as compared to the same period in 1996. Net income associated with the reinsurance agreements with the parent decreased by $2.1 million in 1997. Prior to reinsurance, earnings from the life line of business remained relatively flat. The remaining earnings of approximately $38.1 million are attributed to the Registrant's retirement products and services lines of business, which markets combination fixed/variable annuities and group pension guaranteed investment contracts. This increase in earnings reflects profits being generated from the large in-force block of annuity business held in both the general account and the separate accounts. Strong market appreciation in the separate accounts generated a significant increase in mortality and expense fees, which are calculated as a percentage of net assets. The beginning period assets held in the unitized separate accounts increased by over 31% or $1.7 billion for the period ending September 30, 1997 as compared to the same period in 1996. The profits associated with the growth in this business line more than offset the additional strain associated with sales of new business for the nine months ended September 30, 1997, as compared to the same period in 1996. Federal income tax expense increased, reflecting the increase in earnings.

Income

Total income increased $367 million for the period ended September 30, 1997 as compared to the same period in 1996. Reinsurance income increased approximately $6.8 million. Premiums and annuity considerations decreased by $8.9 million, reflecting decreased annuitizations. Sales of combination fixed/variable annuities (net of annuitizations) increased by $381.8 million, reflecting the introduction of a new dollar cost averaging program for annuities. Under the dollar cost averaging program, deposits are made into the fixed portion of the annuity contract and receive a bonus rate of interest for the first policy year. During the year, the fixed deposit is exchanged to the variable portion of the contract in equal periodic installments. Considerations for supplementary contracts decreased by $1.5 million. Net investment income and amortization of the interest maintenance reserve decreased by $11.2 million, reflecting a decrease in the general account invested assets from year end of approximately $400 million after adjusting for the $600 million transfer described in Note 5 of the Notes to Unaudited Financial Statements.

Benefits and Expenses

Benefits and expenses after dividends to policyholders increased by $330.1 million for the period ended September 30, 1997 as compared to the same period in 1996. Reinsurance benefits and expenses increased by $8.9 million. Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $227.9 million, reflecting surrenders of a block of annuity business for which the seven year surrender charge period has expired. Initial sales of this particular block of business issued seven years prior totalled over $450 million. Partially offsetting this increase is a reduction in the group pension surrenders. Interest on policy or contract funds decreased by $.5 million. Payments on supplementary contracts decreased by $.9 million. Policy reserves decreased by $28.7 million, reflecting both increased surrender activity and a decrease in reserves held for minimum death benefit guarantees. The change in the liability for premium and other deposit funds decreased by $56.1 million, reflecting the increase in surrenders. The reserve for supplementary contracts decreased by $.6 million. Commissions increased by $25.1 million, reflecting the increase in total sales of combination fixed/variable annuities. General insurance expenses increased by $4.3 million, reflecting increased staff and other costs associated with the increased block of variable annuities. Insurance, taxes, licenses and fees decreased by $.7 million. Net transfers to the separate accounts increased by $151.4 million, reflecting increased sales of combination fixed/variable annuities.

                                  ITEM 2
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Results of Operations
Three Months Ended September 30, 1997 and 1996

Net Income

Net income from operations increased by $19.6 million for the three months ended September 30, 1997 as compared to the same period in 1996. Net income associated with the reinsurance agreements decreased by $5.8 million. The remaining earnings of approximately $25.4 million are attributable to the retirement products and services line of business. The primary factors leading to the increased earnings correspond to those discussed under the nine months results. Profits are being generated from the large in-force block of annuity business held in both the general and separate accounts. Strong market appreciation in the separate account assets generated a significant increase in the mortality and expense fees. The profits associated with the growth in this business line more than offset the additional strain associated with sales of new business for the three months ended September 30, 1997 as compared to the same period in 1996. Federal income tax expense increased, reflecting the increase in earnings.

Income

Total income increased by $134.1 million for the three months ended September 30, 1997 as compared to the same period in 1996. Reinsurance income increased by approximately $5.3 million. Premiums and annuity considerations increased by $1.8 million, reflecting increased annuitizations for the three month period. Sales of combination fixed/variable annuities increased by $130 million, reflecting the introduction of the dollar cost averaging program discussed under the nine months results of operations. A reduction of sales of guaranteed investment contracts partially offset this increase. Net investment income and amortization of the interest maintenance reserve decreased by $2.2 million, reflecting the decrease in the general account assets described above. Considerations for supplementary contracts decreased by $.8 million for the three months ended September 30, 1997 as compared to the same period in 1996.

Benefits and Expenses

Benefits and expenses after dividends to policyholders increased by $123.3 million for the three months ended September 30, 1997 as compared to the same period in 1996. Reinsurance benefits and expenses increased by $11.1
million.   Deaths, annuity payments and surrender benefits and other fund withdrawals increased by $169.6 million, reflecting the increased surrenders of fixed annuities due to the block of annuity business for which the surrender charge period expired. Initial sales of this block of business issued seven years prior, totalled $134.4 million. Policy reserves, including supplementary contracts, decreased by $11.7 million, reflecting a decrease in the minimum death benefit reserves. The change in liability for premium and other deposit funds decreased by $45.6 million, reflecting the increased surrender activity. Commission increased by $7.1 million, reflecting the increase in sales. General insurance expenses increased by $4.3 million, reflecting increased staff and other costs associated with the increased block of variable annuities. Taxes, licenses and fees decreased by $.6 million. Net transfers to separate accounts decreased by $10.9 million, reflecting increased mortality and expense fees due to the growth in separate account assets and increased surrenders from separate accounts.

                           PART II: OTHER INFORMATION

   Item 5:  Other Information

The Registrant's parent company, Sun Life Assurance Company of Canada has established a wholly-owned subsidiary, Sun Life of Canada (U.S.) Holdings, Inc. ("Holdco"), a Delaware corporation, to serve as the holding company for the Registrant and its subsidiaries, and for general corporate financing purposes. As of May 1, 1997, Holdco owns all of the outstanding common stock of the Registrant. The management and day-to-day operations of the Registrant have not changed, and the Registrant believes that this transaction does not constitute a change of control. Holdco was organized in connection with a financing arrangement under Rule 144A of the Securities Act of 1933 that raised $600 million on May 6, 1997. The proceeds of this financing arrangement are to be used for general corporate purposes including (but not limited to) funding existing corporate operations as well as for possible future acquisition and business opportunities of Sun Life Assurance Company of Canada and its subsidiaries, including the Registrant. It is expected that approximately half of the proceeds will be used by the Registrant for its business purposes.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Sun Life Assurance Company
                                            of Canada (U.S.)



Date   November 13, 1997                         s/Margaret S. Mead
                                                 -------------------
                                                 Margaret S. Mead
                                                 Secretary



Date   November 13, 1997                     s/Robert P. Vrolyk
                                             -------------------
                                             Robert P. Vrolyk
                                             Vice President
                                             and Actuary